Form 10-K405
period 1996-12-31
DE ANZA PROPERTIES XI LTD LIQUIDATING TRUST
filed 1997-09-12
CIK 352978

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1996

[_] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     Commission File Number 0-9745
     DE ANZA PROPERTIES - XI, LTD. LIQUIDATING TRUST, Formerly Known as
               DE ANZA PROPERTIES - XI, LTD. (Former Registrant)
             (Exact Name of Registrant as Specified in Its Charter)


California                                       95-6975740
(State or Other Jurisdiction of                  (I.R.S. Employer
Incorporation or Organization)                   Identification Number)




9171 Wilshire Boulevard, Suite 627               90210
Beverly Hills, California                        (Zip Code)
(Address of Principal Executive Offices)

      (310) 550-1111 (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]  No  [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     State the aggregate market value of the voting stock held by non-affiliates of the Trust.

 $1,617,000 Beneficial interest in trust, not transferable (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement, dated July 7, 1994 and the report on Form 15 filed with the Securities and Exchange Commission on January 3, 1995 of former registrant are incorporated by reference in Parts I, II, III and IV hereof.

 Page 1 of 24 pages contained herein.  Exhibit Index located on page 10 herein.

                                    PART I.


ITEM 1.    BUSINESS.
           --------

           De Anza Properties - XI, Ltd. (the "Partnership"), the former registrant, ceased operations and dissolved on August 18, 1994 and subsequently terminated on December 28, 1994 upon filing Form LP-4. De Anza Properties - XI, Ltd. Liquidating Trust (the "Trust") was formed in order to wind up the Partnership's affairs.

           The Partnership sold its two remaining properties on August 18, 1994 in a simultaneous transaction in which properties owned by eight other affiliated limited partnerships controlled by Herbert M. Gelfand or his affiliates were sold or transferred, along with the sale of De Anza Group, Inc., the management company owned by Mr. Gelfand, to affiliates of Manufactured Home Communities, Inc. ("MHC").

           The Trust was established pursuant to the terms of a trust agreement dated August 10, 1994 with Mr. Herbert M. Gelfand (or his successor appointed in accordance with the terms of the trust agreement) as sole trustee of the Trust (the "Trustee"). The sole beneficiaries of the Trust are the former Limited Partners of the Partnership (the "Beneficiaries"). The Trust will hold all of the remaining assets of the Partnership, subject to any remaining liabilities of the Partnership, whether known or unknown. The Trust assets are not commingled with the assets of any other partnership or liquidating trust established for any other partnership.

           The trust agreement contains customary terms and conditions and has the following characteristics:

                  (i) Each Limited Partner became a beneficiary of the Trust to the extent of their former pro rata class ownership interest in the Partnership.

                  (ii) The Trust's activities will consist of: (a) satisfying any liabilities or obligations of the Partnership which were not paid or otherwise discharged by the Partnership; (b) making liquidating distributions to the beneficiaries as funds are released from the Reserves (as defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference); (c) investing its liquid assets in demand and short term time deposits in banks or savings institutions or temporary investments such as short-term certificates of deposit or Treasury bills (excluding derivative securities); and (d) taking such other action as is necessary to conserve and protect the assets of the Trust and provide for the orderly liquidation of the assets transferred to the Trust. Since the former Limited Partners are the sole beneficiaries of the Trust, they will bear the risk of the investment of the Trust assets.

                  (iii) Beneficial interests in the Trust will not be transferable except by will, intestate succession, or operation of law and no certificates representing such beneficial interests have been issued.

                  (iv) The Trustee will issue annual reports to the beneficiaries showing the assets and liabilities of the Trust at the end of each calendar year and the receipts and disbursements of the Trustee for the period. The annual report will also describe changes to the assets of the Trust during the period and actions taken by the Trustee during the period. Such reports will be audited by the Trust's outside certified public accountants. The Trustee may also issue interim reports to the Beneficiaries. These interim reports will be issued whenever, in the opinion of the Trustee, a significant event relating to the assets of the Trust has occurred.

                  (v) At the reasonable discretion of the Trustee, the Trust will disburse its net earnings annually.

                  (vi) The Trust will terminate at the earlier of the distribution of all of the remaining assets, if any, to the beneficiaries or three years from the date of formation of the Trust, but may be extended to a later date if liabilities remain unresolved at the end of the three-year term.


           The sole beneficiaries of the Trust are the former Limited Partners of the Partnership. The Trust holds all of the remaining assets of the Partnership, subject to any remaining liabilities of the Partnership, whether known or unknown at the time of its termination. These assets initially consisted of the MHC Reserve, the Partnership Expense Reserve, and the right to receive any funds remaining in the Independent Committee Reserve trust and the General Reserve trust. Each Reserve is defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference. Upon termination of the separate trust arrangements, any remaining assets will be distributed, in one or more installments, to the Trust. The Trust will then distribute the remaining assets from these reserves to the Beneficiaries (the former Limited Partners of the Partnership, pro rata in accordance with their former class ownership interest in the Partnership). Upon termination of the Trust, any remaining assets will be distributed in one or more installments to the Beneficiaries.


ITEM 2.    PROPERTIES.
           ----------
           The Trust owns no physical properties.

ITEM 3.    LEGAL PROCEEDINGS.
           -----------------
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
           ---------------------------------------------------
           No matter was submitted during the quarter ended December 31, 1996.


                                    PART II.


ITEM 5.    MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
           --------------------------------------------------------------------

      (a)  Market Information.
           ------------------

           Under the terms of Trust the Beneficial Interests are not transferable, therefore there is no public market for the Beneficiary Interests in the Trust and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of an Interest at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Partnership and should not be relied upon as indicative of any bid or ask quotations or transactions in the Trust.

      (b)  Holders.
           -------
           As of December 31, 1996, the approximate number of Beneficiaries is 2,020.

      (c)  Dividends.
           ---------

           The Trust does not pay dividends, but will distribute Trust assets in one or more installments as the resolution of contingencies allow as determined by the Trustee. In 1996 the Trust distributed $149,535 to the Beneficiaries from the Independent Committee Reserve and from additional condemnation proceeds from an appeal of Bay Lake Estate's 1994 valuation.

ITEM 6.    SELECTED FINANCIAL DATA.
           -----------------------

           The following table sets forth in tabular form a summary of selected financial data for the Trust for the years ended December 31, 1996 and 1995 and for the period from August 10, 1994 (Inception) through December 31, 1994:



                                                       1996                   1995                    1994
                                                    ---------              ----------              ----------
Operating revenues:                                 $  50,563              $   51,023              $   11,886

Gain on sale of property and
 equipment:                                           149,535                 159,000                     -0-

Net income (loss) from continuing
 operations:                                          150,639                  87,638                 (64,250)

Net income (loss) from continuing
 operations per 1% Beneficiary
 Interest:                                           1,506.39                  876.38                 (642.50)

Total assets:                                         945,189               1,053,043               1,604,271

Long-term obligations:                                    -0-                     -0-                     -0-

Cash distributions per 1%
 Beneficiary Interest:                               1,495.35                4,500.00                     -0-



The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

      (1) and (2) Liquidity and Capital Resources.
                  -------------------------------
           Four separate reserves (the "Reserves") were established for the benefit of the former Limited Partners of the Partnership in connection with the formation of the Trust.

           The MHC Reserve consisted of cash in the amount of $159,000. The MHC Reserve was created on the date the properties owned by the Partnership were sold and was maintained by the Trust in a separate account, not to be commingled with any other of the Trust funds. The MHC Reserve was released in full in 1995 and distributed to the Beneficiaries.

           The General Reserve is maintained in a separate trust account, pursuant to the terms of a trust agreement between the Trust, as the beneficiary, and Mr. Gelfand, as trustee, with an initial all cash fund in the amount of $488,196. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts involved in the sale or transfer of assets which closed in August 1994, funds in the General Reserve may be used to discharge or satisfy the Trust's pro rata portion of any contingent liabilities of any of the liquidating trusts or the partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of the indemnification obligations of the parties in connection with the MHC transaction. All amounts in the General Reserve are invested in interest bearing accounts or other short term investments (excluding derivatives) reportable for federal income tax purposes to the Trust's federal tax identification number. In August 1997, assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Trust, which will distribute these funds to the Beneficiaries of the Trust.

           The amount of the Independent Committee Reserve trust of which the Trust is the beneficiary was initially $218,879. The funds held in the Independent Committee Reserve are invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, and reported for federal income tax purposes to the Trust's federal tax identification number. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust (including the Trust) will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. In August 1996, $109,439 of the Reserve was released and assuming no claims against the Independent Committee Reserve have been made or threatened, the remaining $109,440, will be released in August 1997. The Independent Committee may elect to extend the term of the Independent Committee Reserve for an additional year. At the time of the next release of funds from the Independent Committee Reserve to the Trust, the Trustee will make distributions to the Beneficiaries.

           The Partnership Expense Reserve was established and retained by the Trust. The initial amount of this Reserve was approximately $751,000 net of liabilities and receivables. During 1995, $291,000 was distributed to the Beneficiaries. Any funds remaining in this Reserve, after payment of administrative expenses, contingent liabilities (known or unknown) and costs of liquidating and dissolving, will be distributed by the Trustee to the Beneficiaries.

     (3)   Results of Operations.
           ---------------------

           Since the inception of the Trust on August 10, 1994 and its subsequent receipt of Partnership assets, the Trust has received or has been allocated interest and dividend income of $48,490, $47,872 and $11,554 in 1996, 1995 and 1994, respectively, and received released reserves of $109,440 in 1996 and $159,000 in 1995. Additionally, in 1996 the Trust received $40,095 in condemnation proceeds from an appeal of Bay Lake Estate's 1994 valuation. Administrative expenses totaled $47,836, $58,012 and $40,266 in 1996, 1995 and 1994, respectively. Reprorations of rents, utility income and expenses including write-offs of uncollectable rents subsequent to closing of the sale of properties owned by the Partnership resulted in a net expense of $64,373 in 1995 and $35,870 in 1994.

           Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
           -------------------------------------------

           See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements and Notes is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           --------------------

           None.


                                   PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
           ---------------------------------------------------

           The Trust has no executive officers or directors. The Trustee is Mr.
Herbert M. Gelfand.   Herbert M. Gelfand currently serves as a Trustee of 16
affiliated trusts and is the Operating General Partner of four affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc., the former Operating General Partner of the Partnership. Mr. Gelfand served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. In addition, Mr. Gelfand is the sole shareholder and Chairman of the Board of Directors of De Anza Corporation which currently serves as the Operating General Partner of two real estate partnerships and is the liquidating agent of three other partnerships. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977. From 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, the former Director, President and Chief Financial Officer of De Anza Group, Inc., the Director, President and Chief Financial Officer of De Anza Corporation and the sole shareholder, Chairman of the Board, President and Chief Financial Officer of Terra Vista Management, Inc.

           Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Trust, no person failed to timely file a report required by
Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION.
           ----------------------

           The Trust does not have directors, a chief executive officer or any other executive officers. In 1996 the Trustee received approximately $30 in distributions for his direct pro rata share as a Beneficiary of the Trust and indirectly through his spouse's Beneficiary Interest. No compensation was paid by the Trust to the Trustee.

           Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------
           MANAGEMENT.
           ----------

     (a)   Security Ownership of Certain Beneficial Owners.
           -----------------------------------------------
           The Trust has no knowledge of any individual who has beneficial ownership of more than five percent of any class of the Trust's voting interest.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

           For the year ended December 31, 1996, one or more affiliated or related parties of the Trustee was reimbursed $27,483 for the cost of goods and services provided that were necessary for the administration of the Trust and wind-up of the Partnership's affairs. See Item 8, Note 4 to the Financial Statements for discussion of the affiliations with the Trust and actual transaction amounts which is incorporated herein by reference.


                                    PART IV.



ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
           ---------------------------------------------------------------


     (a)   1.   Index to Financial Statements for the years ended December 31,
1996 and 1995 that are filed as part of this report:
                                                                    PAGE
                                                                    ----
           Independent Auditor's Report ...........................   15

           Balance Sheets, December 31, 1996 and 1995 .............   16

           Statements of Operations for the years ended
           December 31, 1996 and 1995 and for the period
           August 10, 1994 through December 31, 1994 ..............   17

           Statements of Changes in Beneficiaries' Capital for
           the years ended December 31, 1996 and 1995 and for
           the period August 10, 1994 through December 31, 1994 ...   18

           Statements of Cash Flows for the years ended
           December 31, 1996 and 1995 and for the period
           August 10, 1994 through December 31, 1994 ..............   18

           Notes to Financial Statements ..........................   20


           2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.

           3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                                                          PAGE
-----------                                                                          ----
2.1       De Anza Properties-XI, Ltd. Liquidating Trust Agreement dated August
          10, 1994 between the Partnership and Herbert M. Gelfand, trustee. (See
          Exhibit 2.1 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference).

2.2       Assignment and Assumption Agreement dated August 18, 1994 between the
          Partnership and the Trust. (See Exhibit 2.2 in the Trust's Annual
          Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.3       General Reserve Trust Agreement dated August 1, 1994 between the
          Partnership, the Herbert M. and Beverly J. Gelfand Family Trust, and
          Herbert M. Gelfand as trustee. (See Exhibit 2.3 in the Trust's Annual
          Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.4       Independent Committee Trust Agreement dated August 1, 1994 between the
          Partnership and Citicorp Trust N.A. as trustee. (See Exhibit 2.4 in the Trust's Annual Report on Form 10-K for the year ended December 31,
          1994 incorporated herein by reference.)

2.5 General Reserve Contribution Agreement dated August 1, 1994 between the Partnership, affiliated partnerships, the Herbert M. and Beverly
          J. Gelfand Family Trust, and Herbert M. Gelfand as trustee. (See
          Exhibit 2.5 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.6       Independent Committee Reserve Contribution Agreement dated August 1,
          1994 between the Partnership, affiliated partnerships, and Citicorp
          Trust N.A. as trustee. (See Exhibit 2.6 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

     (b)  Reports on Form 8-K.

          None.

     (c) The information set forth in Item 14(a) (3) of this Annual Report on Form 10-K is incorporated herein by reference.


     (d) All information required by Regulation S-X will be furnished by the Trust to its Beneficiaries in its annual report. Therefore, this Item is not applicable.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DE ANZA PROPERTIES-XI, LTD.  LIQUIDATING TRUST



By   /s/ Herbert M. Gelfand
     ----------------------
      Herbert M. Gelfand
      Trustee

Date: March 28, 1997

                         DE ANZA PROPERTIES - XI, LTD.
                               LIQUIDATING TRUST

                         AUDITED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

                De Anza Properties - XI, Ltd. Liquidating Trust

                           December 31, 1996 and 1995



                                    Contents

Report of Independent Auditors..............................................  1

Audited Financial Statements

Balance Sheets..............................................................  2
Statements of Operations....................................................  3
Statement of Changes in Beneficiaries' Capital..............................  4
Statements of Cash Flows....................................................  5
Notes to Financial Statements...............................................  7

                         Report of Independent Auditors



To the Beneficiaries
De Anza Properties - XI, Ltd. Liquidating Trust
Beverly Hills, California


We have audited the accompanying balance sheets of De Anza Properties - XI , Ltd. Liquidating Trust (the Trust) as of December 31, 1996 and 1995, and the related statements of operations, changes in beneficiaries' capital and cash flows for the years ended December 31, 1996 and 1995 and the period from August 10, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of Herbert M. Gelfand, the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years ended December 31, 1996 and 1995 and the period from August 10, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.


ERNST & YOUNG, LLP
Los Angeles, California
January 21, 1997

                De Anza Properties - XI, Ltd. Liquidating Trust



                                 Balance Sheets


                                                               December 31,
                                                            1996         1995
                                                          ----------------------
                     ASSETS
CASH (Note 1)                                             $344,977    $  340,139

RESTRICTED CASH (Notes 1 and 2)                            597,635       707,075

INTEREST RECEIVABLE                                          2,577         5,829
                                                          ----------------------

                                                          $945,189    $1,053,043
                                                          ======================

      LIABILITIES AND BENEFICIARIES' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,  including
 $3,539 and $3,092 due to related parties at
 December 31, 1996 and 1995, respectively (Note 4)        $ 22,155    $   21,673


UNRECOGNIZED GAIN (Note 2)                                 597,635       707,075
                                                          ----------------------
                                                           619,790       728,748

BENEFICIARIES' CAPITAL                                     325,399       324,295
                                                          ----------------------

                                                          $945,189    $1,053,043
                                                          ======================

See accompanying report of independent auditors and notes to financial statements.

                De Anza Properties - XI, Ltd. Liquidating Trust

                            Statements of Operations




                                                                          For the Period
                                                                          August 10, 1994
                                                Year Ended              (Date of Inception)
                                                 December 31,           through December 31,
                                              1996         1995               1994
                                          --------------------------------------------------
INCOME
 Gain on sale of property and equipment
  (Notes 2 and 3)                         $ 149,535      $159,000           $      -
 Interest and dividends                      48,490        47,872             11,554
 Other                                        2,073         3,151                332
                                          --------------------------------------------------
                                            200,098       210,023             11,886
                                          --------------------------------------------------
EXPENSES
 Professional fees and services,
  including $9,483, $16,207 and $19,468
  paid to related parties during 1996,
  1995 and 1994, respectively (Note 4)       22,097        63,053             30,103
 Salaries paid to related parties (Note 4)   16,591        19,434              8,166
 Other, including $1,408, $1,288 and $332
  paid to related parties during 1996,
  1995 and 1994, respectively (Note 4)       10,771        39,898             37,867
                                          --------------------------------------------------
                                             49,459       122,385             76,136
                                          --------------------------------------------------
NET INCOME (LOSS)                         $ 150,639      $ 87,638           $(64,250)
                                          ==================================================
INCOME (LOSS) PER 1% BENEFICIARY
 INTEREST (Note 5)                        $1,506.39       $876.38           $(642.50)
                                          ==================================================

See accompanying report of independent auditors and notes to financial statements.

                De Anza Properties - XI, Ltd. Liquidating Trust

                 Statement of Changes in Beneficiaries' Capital

                   Years Ended December 31, 1996 and 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994


BALANCE - August 10, 1994 (date of inception)                                -
CAPITAL CONTRIBUTIONS - for the period from August 10, 1994
 (date of inception) through December 31, 1994                       $ 750,907


NET LOSS - for the period from August 10, 1994
 (date of inception) through December 31, 1994                         (64,250)
                                                                     ---------

BALANCE - January 1, 1995                                              686,657

CAPITAL DISTRIBUTIONS - for the year ended December 31, 1995          (450,000)

NET INCOME - for the year ended December 31, 1995                       87,638
                                                                     ---------

BALANCE - December 31, 1995                                            324,295

CAPITAL DISTRIBUTIONS - for the year ended December 31, 1996          (149,535)

NET INCOME  - for the year ended December 31, 1996                     150,639
                                                                     ---------

BALANCE - December 31, 1996                                          $ 325,399
                                                                     =========

See accompanying report of independent auditors and notes to financial statements.

               De Anza Properties - XI, Ltd. Liquidating Trust

                           Statements of Cash Flows


                                                                                                 For the Period
                                                                                                 August 10, 1994
                                                                                                    (Date of
                                                                     Year Ended                Inception) through
                                                                    December 31,                  December 31,
                                                               1996               1995                1994
                                                         --------------------------------------------------------
OPERATING ACTIVITIES
 Gross rents received from real estate operations                      -                  -            $    8,933
 Cash paid to suppliers, including $27,483,
   $36,929 and $27,966 paid to related parties
   during 1996, 1995 and 1994, respectively                    $ (48,977)         $(152,251)              (52,988)
 Interest and other income received                               53,815             45,889                36,594
                                                         --------------------------------------------------------
         Net cash provided by (used in) operating
          activities                                               4,838           (106,362)               (7,461)
                                                         --------------------------------------------------------
INVESTING ACTIVITIES
 Release of restricted cash                                      109,440            159,000                     -
 Addition to restricted cash                                           -                  -              (866,075)
 Proceeds from sale of property and equipment                     40,095                  -                     -
                                                         --------------------------------------------------------
         Net cash provided by (used in) investing
          activities                                             149,535            159,000              (866,075)
                                                         --------------------------------------------------------
FINANCING ACTIVITIES
 Capital contributions                                                 -                  -             1,611,037
 Capital distributions                                          (149,535)          (450,000)                    -
                                                         --------------------------------------------------------
         Net cash (used in) provided by financing
          activities                                            (149,535)          (450,000)            1,611,037
                                                      -----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                    4,838           (397,362)              737,501
CASH AT BEGINNING OF PERIOD                                      340,139            737,501                     -
                                                      -----------------------------------------------------------
CASH AT END OF PERIOD                                          $ 344,977          $ 340,139            $  737,501
                                                      ===========================================================
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net income (loss)                                            $ 150,639          $  87,638            $  (64,250)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Gain on sale of property and equipment                     (149,535)          (159,000)                    -
     Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                   3,252             (5,134)               52,719
      Increase (decrease) in accounts payable and
      accrued expenses                                               482            (29,866)                4,070
                                                      -----------------------------------------------------------
          Net cash provided by (used in) operating
           activities                                          $   4,838          $(106,362)           $   (7,461)
                                                      ===========================================================

See accompanying report of independent auditors and notes to financial statements.

               De Anza Properties - XI, Ltd. Liquidating Trust

NONCASH ACTIVITY
On September 30, 1994, De Anza Properties - XI, Ltd. was liquidated, and various assets and liabilities were transferred to the De Anza Properties - XI Liquidating Trust (Notes 1 and 2). The noncash assets and liabilities that were transferred consisted of accounts receivable of $53,414, accounts payable and accrued expenses of $47,469, and unrecognized gain of $866,075.

See accompanying report of independent auditors and notes to financial statements.

                De Anza Properties - XI, Ltd. Liquidating Trust

                         Notes to Financial Statements

               For the Years Ended December 31, 1996 and 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

De Anza Properties - XI, Ltd. Liquidating Trust (the Trust) was formed on August 10, 1994 to acquire the remaining assets, assume the remaining liabilities and wind up the affairs of De Anza Properties - XI, Ltd. (the Partnership), pursuant to a plan of liquidation of the Partnership. The Partnership ceased operations and dissolved as of August 18, 1994, and subsequently terminated on December 28, 1994. Subsequent to August 18, 1994, all of the remaining assets and liabilities of the Partnership and its reserves, and the right to reserves held in various trusts were contributed to the Trust by the Partnership on behalf of the beneficiaries of the Trust, of which Herbert M. Gelfand, former operating general partner of the Partnership, is the trustee (Trustee). The Trust will settle Partnership liabilities and will terminate upon final release and distribution of reserves. Beneficial interest in the Trust will be maintained by the Partnership's former limited partners in accordance with each partner's pro rata class ownership interest in the Partnership.

Income Taxes

No provision for income taxes has been included in the accompanying financial statements since the beneficiaries are responsible for reflecting their share of income or loss on their respective income tax returns.

Cash and Cash Equivalents

The Trust invests cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Trust considers all such items to be cash equivalents. At December 31, 1996, and periodically, balances in various accounts exceeded federally insured limits. No losses have been experienced to date related to such accounts. The Trust places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.

See accompanying report of independent auditors.

                De Anza Properties - XI, Ltd. Liquidating Trust

               For the Years Ended December 31, 1996 and 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

At December 31, 1996 and 1995, the Trust had $597,635 and $707,075,
respectively, in restricted cash. These amounts consist of a General Reserve and Independent Committee Reserve totaling $488,196 and $109,439, respectively, in 1996 and $488,196 and $218,879, respectively, in 1995 (Note 2).

Financial Instruments

The carrying amount reported in the balance sheet for cash, cash equivalents, interest receivable and accounts payable approximates fair value due to the short maturity of these instruments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

See accompanying report of independent auditors.

                De Anza Properties - XI, Ltd. Liquidating Trust

               For the Years Ended December 31, 1996 and 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994

2. UNRECOGNIZED GAIN

On September 30, 1994, the Partnership contributed the following assets and liabilities to the Trust on behalf of the beneficiaries:

  Cash:
    MHC Reserve                                           $ 159,000
    General reserve                                         488,196
    Independent Committee Reserve                           218,879
    Operating cash (Partnership Expense Reserve)            744,962

  Noncash:
    Accounts receivable                                      53,414
    Accounts payable and accrued expenses                   (47,469)
    Deferred gain on sale                                  (866,075)
                                                          ---------
  Net capital contribution to the Trust                   $ 750,907
                                                          =========

Pursuant to the guidelines of Statements of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $866,075. The unrecognized gain was subsequently transferred to the Trust.

The MHC Reserve was required by the amended sales agreement between the Partnership and the buyer of the partnership properties, an affiliate of Manufacturing Home Communities, Inc. (MHC), to fund contingencies arising from claims by MHC against the Partnership for any misrepresentation related to the MHC transaction. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction, and the Partnership Expense Reserve, consisting of the remaining unrestricted funds, was established to fund future administrative costs and contingencies of the Trust.

See accompanying report of independent auditors.

                De Anza Properties - XI, Ltd. Liquidating Trust

               For the Years Ended December 31, 1996 and 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994

2. UNRECOGNIZED GAIN (continued)

During 1995, the MHC Reserve of $159,000 was released in full and distributed to the beneficiaries of the Trust, along with $291,000 of excess Partnership Expense Reserves. During 1996, $109,440 of the original $218,879 Independent Committee Reserve was released and distributed to the beneficiaries of the Trust. Accordingly, the Trust recognized gain of $109,440 and $159,000, respectively, in 1996 and 1995, resulting from the release of these reserves. At December 31, 1996 and 1995, $597,635 and $707,075, respectively, remained unrecognized by the Trust.

3. ADDITIONAL GAIN ON SALE OF BAY LAKE ESTATES

In 1994, a small portion of Bay Lake Estates was condemned and the partnership received approximately $124,000. The Partnership appealed this valuation and in 1996 received an additional $40,095. This additional gain on sale of property and equipment is included in the determination of net income for the year ended December 31, 1996.

4. RELATED PARTY TRANSACTIONS

Terra Vista Management, Inc. and De Anza Leasing Corporation, a related party and affiliate, respectively, of the Trustee, were paid in the aggregate $27,483, $36,929 and $27,966 during the years ended December 31, 1996 and 1995 and for the period from August 10, 1994 (date of inception) through December 31, 1994, respectively, for performing bookkeeping, computer and beneficiary relations services necessary for the administration of the Trust.

5. INCOME (LOSS) PER 1% BENEFICIARY INTEREST

Income (loss) per 1% beneficiary interest is computed based on each beneficiary's pro rata limited partner class ownership interest formerly held in the dissolved Partnership. The 1996 net income of $150,639, the 1995 net income of $87,638 and the 1994 net loss of $64,250 result in $1,506.39 and $876.38 of income and $642.50 of loss, respectively, for each 1% interest in the Trust.

See accompanying report of independent auditors.